Form 10-Q
period 2025-03-31
Orbit Innovations Group Inc.
filed 2025-05-15
CIK 2041999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-283342

ORBIT INNOVATIONS GROUP INC.
(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7389

(Primary Standard Industrial Classification Code Number)

61-2142915

(IRS Employer Identification No.)

Vrabci 9

Prague, Czech Republic 18200

Tel: (307) 381-0288

(Address and telephone number of registrant's principal executive

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐   NO ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 15, 2025
Common Stock, $0.001	2,544,000

ORBIT INNOVATIONS GROUP INC.

ORBIT INNOVATIONS GROUP INC.
BALANCE SHEET

	As of March 31, 2025 (Unaudited)	As of September 30, 2024 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,618	$2,000
Total for Current Assets	$3,618	$2,000
Non-current assets
Website	$2,850	$-
Total for Non-current assets	$2,850	$-
TOTAL ASSETS	$6,468	$2,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$-	$-
Loan from related party	$5,707	$-
Total for Current Liabilities	$5,707	$-
Shareholder's Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,544,000 shares issued and outstanding	$2,544	$2,544
Retained Earnings (Accumulated Deficit)	$(1,783)	$(544)
Total for Shareholder's Equity	$761	$2,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,468	$2,000

The accompanying notes are an integral part of these financial statements.

ORBIT INNOVATIONS GROUP INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	For the period from Inception (December 7, 2023) to March 31, 2024
Revenue	$10,000	$-	$10,000	$-

Expenses
Bank charges	$568	$-	$964	$-
Legal and professional fees	$2,832	$-	$10,184	$301
Website amortization	$150	$-	$150	$-
Total for Expenses	$3,549	$-	$11,298	$301
Other Income (Expenses)
Exchange Gain (Loss)	$121	$-	$59	$-
Total for Other Income (Expenses)	$121	$-	$-	$-
Net Income (Loss)	$6,572		$(1,239)	$(301)
Loss per common share
Basic and Diluted:	$-	$-	$-	$-
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted:	2,544,000	0	2,544,000	0

The accompanying notes are an integral part of these financial statements.

ORBIT INNOVATIONS GROUP INC.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 2023) to MARCH 31, 2025
(UNAUDITED)

	Common stock		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	deficit	Total

Balance at December 7, 2023 (Inception)	-	$-	$-	$-	$-
Shares issued	2,544,000	2,544	-	-	2,544
Net income (loss)	-		-	$(544)	$(544)
Balances as of September 30, 2024	2,544,000	$2,544	-	$(544)	$2,000
Net income (loss)	-		-	$(7,811)	$(7,811)
Balances as of December 31, 2024	2,544,000	$2,544	-	$(8,355)	$(5,811)
Net income (loss)	-		-	$6,572	$6,572
Balances as of March 31, 2025	2,544,000	$2,544	-	$(1,783)	$761

The accompanying notes are an integral part of these financial statements.

ORBIT INNOVATIONS GROUP INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31 2025	For the period from Inception (December 7, 2023) to March 31, 2024
Cash flows from operating activities
Net Income (Loss)	$(1,239)	$(301)
Adjustments to reconcile net income:
Amortization of website	$150	$-
Net cash from operating activities	$(1,089)	$(301)
Cash flows from investing activities
Website	$(3,000)	$-
Net cash used in investing activities	$(3,000)	$-
Cash flows from financing activities
Loan from related party	$5,707	$301
Proceeds from Issuance of Common Stock	$-	$-
Net cash provided by financing activities	$5,707	$301
Change in cash and equivalents	$1,618	$-
Cash at Beginning of Period	$2,000	$-
Cash at End of Period	$3,618	$-
Supplemental schedule of cash flow information:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-

The accompanying notes are an integral part of these financial statements.

ORBIT INNOVATIONS GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED MARCH 31, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

ORBIT INNOVATIONS GROUP INC. (the “Company”) was incorporated under the laws of the State of Wyoming on December 7, 2023. The Company’s fiscal year ends on September 30. Although the Company has begun to generate revenue from its interior, exterior, landscape, and brand design projects, operations are not yet self‑sustaining, and the Company remains in the early stages of development. Management anticipates the need for additional financing to support ongoing activities and fund future growth.

NOTE 2 – GOING CONCERN

The Company is still in the development stage. Although it began to generate revenue during the three‑month period ended March 31 2025 and has reported cumulative net income of $6,572 from inception (December 7 2023) through that date, its operations are not yet self‑sustaining. Cash inflows to date have been limited, and the Company continues to rely on related‑party advances and other external financing to fund working‑capital needs. Management believes it has the ability to obtain financing, but there can be no assurance that such financing will be available on favorable terms, if at all. The Company’s ability to continue as a going concern depends on its ability to raise additional capital and eventually achieve profitable operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

New Accounting Pronouncements

Management continues to evaluate the impact of recently issued but not yet effective accounting pronouncements, and will adopt them as required. No recently issued accounting standards are expected to have a significant impact on the Company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of March 31, 2025, the Company’s cash and cash equivalents consist primarily of deposits with financial institutions.

Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar. Transactions denominated in currencies other than the U.S. dollar are recorded at the exchange rate in effect on the date of the transaction. Monetary assets and liabilities in foreign currencies are remeasured at the end of each reporting period using the prevailing exchange rate. Any resulting foreign exchange gains or losses are included in the statement of operations under “Foreign Exchange Gain/Loss.” When a foreign currency account is settled or closed, any remaining balance due to cumulative exchange rate differences is recognized in the period in which the settlement occurs.

Intangible Assets

The Company capitalizes costs directly attributable to the acquisition and development of intangible assets. The Company’s website is considered a finite-lived intangible asset and is recorded at its historical cost of $3,000, less accumulated amortization and any impairment losses. As of March 31, 2025, the website’s net carrying value was $2,850, reflecting accumulated amortization of $150. The website is being amortized on a straight-line basis over an estimated useful life of five years.

Amortization of Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company amortizes the website cost over five years, with amortization calculated and recorded monthly. This results in a monthly amortization expense of $50, recognized in the Statement of Operations. The Company periodically reviews the estimated useful lives and amortization methods to ensure they remain appropriate and reflect the assets’ expected consumption of economic benefits.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606 – Revenue from Contracts with Customers. Under this standard, revenue is recognized when control of a promised good or service is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

During the reporting period, the Company recognized $10,000 in revenue upon the completion and customer acceptance of a contract for architectural and design services. The performance obligation under the contract was satisfied at a point in time when the final deliverables were transferred and accepted by the customer, and collectibility was deemed probable.

The Company evaluates each contract to determine:

•	The existence of enforceable rights and obligations;
•	Whether performance obligations are satisfied over time or at a point in time;
•	The appropriate transaction price;
•	Allocation of the transaction price to performance obligations; and
•	The point at which control transfers to the customer.

Income Taxes

The Company accounts for income taxes under the asset‑and‑liability method prescribed by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial‑statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating‑loss and tax‑credit carryforwards. A valuation allowance is recorded when it is more‑likely‑than‑not that some portion of the deferred tax assets will not be realized.

As of March 31, 2025, the Company had generated its first taxable income but had not yet filed federal or state income‑tax returns for the period. Because any resulting current tax liability and related deferred‑tax balances cannot be reasonably estimated until those returns are completed, no current or deferred income‑tax provision has been recorded for the quarter ended March 31 2025. Management will recognize any tax provision and update deferred‑tax amounts in the period in which the returns are finalized and filed.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair value information for certain financial instruments. ASC 820, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon market assumptions and pertinent information available to management as of March 31, 2025.

Earnings per Share

The Company follows the guidance of ASC 260, “Earnings Per Share,” which governs the calculation, presentation, and disclosure of earnings (loss) per share for entities with publicly traded common stock.

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the reporting period. Since the Company has no dilutive securities, diluted loss per share is identical to basic loss per share.

Rounding Policy

All amounts in these financial statements are presented in U.S. dollars and rounded to the nearest dollar, unless otherwise indicated.

NOTE 4 – RELATED PARTY TRANSACTIONS

From inception (December 7, 2023) through the three months ended March 31, 2025, the Company relied on advances from its sole officer and director to meet its operational and general administrative requirements. These advances represent amounts paid by the director on behalf of the Company to satisfy certain liabilities and are considered short-term, non-interest bearing funding sources until such time as the Company can generate adequate cash flows, secure equity financing, or obtain traditional debt financing. There is no formal written commitment from the director or any other related party to provide continued financial support, and no promissory note has been issued.

No new advances were made during the period ended March 31, 2025. The outstanding related party balance of $5,707, which was fully incurred in prior periods, remained unchanged as of March 31, 2025. This amount is reflected in the accompanying balance sheet as a current liability.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Management will continue to evaluate the Company’s tax position and the realizability of any deferred tax assets in future periods. A tax provision and related disclosures will be updated once actual tax liabilities are determined.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2025 to the date the financial statements were available to be issued. During this period, the Company did not identify any subsequent events that would require adjustment to, or disclosure in, the financial statements.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

Orbit Innovations Group Inc. was incorporated under the laws of the State of Wyoming on December 7, 2023. The Company’s fiscal year ends on September 30. We are a development-stage company engaged in developing interior, exterior, landscape, and brand design projects.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of March 31, 2025, our total assets were $6,468 compared to $2,000 in total assets at September 30, 2024. As of March 31, 2025, our total liabilities were $5,707 compared to $0 in total liabilities at September 30, 2024.

Stockholders’ equity was $761 as of March 31, 2025 compared to stockholders’ equity of $2,000 as of September 30, 2024.

Three Month Period Ended March 31, 2025

Revenue

During the three-month period ended March 31, 2025, we recognized $10,000 in revenue from the completion and customer acceptance of a contract for architectural and design services. This represents our first recorded revenue. By comparison, we did not generate any revenue during the three-month period ended March 31, 2024, when we were still in the early formation stage.

Operating Expenses

For the three months ended March 31, 2025, our total operating expenses were $3,549, primarily comprised of legal and professional fees and general administrative costs. For the three months ended March 31, 2024, we incurred no operating expenses as the company had not yet commenced active operations.

Net Income

As a result of revenue from our first client engagement and relatively modest expenses, we recorded net income of $6,572 for the quarter ended March 31, 2025, compared to net loss of ($0) in the same period of 2024.

Six Month Period Ended March 31, 2025

Revenue

For the six-month ended March 31, 2025, we recognized $10,000 in revenue from the completion and customer acceptance of a contract for architectural and design services. This represents our first recorded revenue. By comparison, we did not generate any revenue during the period from Inception (December 7, 2023) to March 31, 2024, when we were still in the early formation stage.

Operating Expenses

For the six-month ended to March 31, 2025, our total operating expenses were $11,299, primarily comprised of legal and professional fees and general administrative costs. For the period from Inception (December 7, 2023) to March 31, 2024, our operating expenses totaled $301, as the company had not yet commenced active operations.

Net Loss

Despite generating revenue from our first client engagement and maintaining relatively modest expenses, we recorded a net loss of ($1,240) for the six months ended March 31, 2025, compared to a net loss of ($301) for the period from inception (December 7, 2023) to March 31, 2024.

Cash Flows used by Operating Activities

For the six-month period ended March 31, 2025, net cash flows provided by operating activities were $(1,090), comprised of a net loss of $(1,240) and non-cash amortization expenses of $150, compared to $(301) for the period from Inception (December 7, 2023) to March 31, 2024.

Cash Flows from Investing Activities

For the six-month period ended March 31, 2025, net cash used in investing activities was $2,850, compared to $0 for the period from Inception (December 7, 2023) to March 31, 2024.

Cash Flows from Financing Activities

For the six-month period ended March 31, 2025, net cash flows from financing activities were $5,707 consisting entirely of loan from related party, compared to $301 for the period from Inception (December 7, 2023) to March 31, 2024.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flows are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures related to the acquisition of design software, developmental expenses associated with a start-up business, and marketing expenses. We intend to finance these expenses through further issuances of securities and debt. Thereafter, we expect to need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and may include securities with rights, preferences, or privileges senior to our common stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our September 30, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Management has a disclosure in the financial statements to this effect as well. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Svetlana Belychova
Svetlana Belychova	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	May 15, 2025

