Form 10-Q
period 2025-06-30
Orbit Innovations Group Inc.
filed 2025-08-15
CIK 2041999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 15, 2025
Common Stock, $0.001	2,988,875

ORBIT INNOVATIONS GROUP INC.

BALANCE SHEET

	As of June 30, 2025 (Unaudited)	As of September 30, 2024 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$13,129	$2,000
Total for Current Assets	$13,129	$2,000
Long-term assets
Website	$2,700	$-
Total for Long-term assets	$2,700	$-
TOTAL ASSETS	$15,829	$2,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$-	$-
Loan from related party	$5,707	$-
Total for Current Liabilities	$5,707	$-
Shareholder's Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,857,125 shares issued and outstanding as of June 30, 2025 and 2,544,000 as of September 30, 2024	$2,857	$2,544
Additional paid-in capital	$12,212	$-
(Accumulated Deficit)	$(4,947)	$(544)
Total for Shareholder's Equity	$10,122	$2,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,829	$2,000

The accompanying notes are an integral part of these financial statements.

ORBIT INNOVATIONS GROUP INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended June 30 2025	Three months ended June 30 2024	Nine months ended June 30 2025	For the period from Inception (December 7, 2023) to June 30, 2024
Revenue	$-	$-	$10,000	$-

Expenses
Bank charges	$535	$-	$1,500	$-
Legal and professional fees	$2,765	$-	$12,949	$301
Website amortization	$150	$-	$300	$-
Total for Expenses	$3,450	$-	$14,749	$301
Other Income (Expenses)
Exchange Gain (Loss)	$286	$-	$346	$-
Total for Other Income (Expenses)	$286	$-	$346	$-
Net Income (Loss)	$(3,164)		$(4,403)	$(301)
Earnings (Loss) per common share
Basic and Diluted:	$0.00	$-	$0.00	$-
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted:	2,629,406	0	2,571,458	0

The accompanying notes are an integral part of these financial statements.

ORBIT INNOVATIONS GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 2023) to JUNE 30, 2025

(UNAUDITED)

	Common stock		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	deficit	Total

Balance at December 7, 2023 (Inception)	-	-
Shares issued	2,544,000	$2,544		-	$2,544
Net income (loss)	-		-	$(544)	$(544)
Balance as of September 30, 2024	2,544,000	$2,544		$(544)	$2,000
Shares issued	313,125	$313	$12,212	-	$12,525
Net income (loss)	-		-	$(4,403)	$(4,403)
Balance as of June 30, 2025	2,857,125	$2,857	$12,212	$(4,947)	$10,122

The accompanying notes are an integral part of these financial statements.

ORBIT INNOVATIONS GROUP INC.

STATEMENT OF CASHFLOWS

(UNAUDITED)

	Nine months ended June 30 2025	For the period from Inception (December 7, 2023) to June 30, 2024
Cash flows from operating activities
Net Income (Loss)	$(4,403)	$(301)
Adjustments to reconcile net income:
Amortization of website	$300	$-
Net cash from operating activities	$(4,103)	$(301)
Cash flows from investing activities
Website	$(3,000)	$-
Net cash used in investing activities	$(3,000)	$-
Cash flows from financing activities
Loan from related party	$5,707	$301
Proceeds from Issuance of Common Stock	$313	$-
Additional Paid-In Capital	$12,212	$-
Net cash provided by financing activities	$18,232	$301
Change in cash and equivalents	$11,129	$-
Cash at Beginning of Period	$2,000	$-
Cash at End of Period	$13,129	$-
Supplemental schedule of cash flow information:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-

The accompanying notes are an integral part of these financial statements.

ORBIT INNOVATIONS GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2025

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

NOTE 2 – GOING CONCERN

The Company is still in the development stage. During the three-month period ended June 30, 2025, the Company did not generate any revenue and incurred a net loss of $3,164. Cash inflows to date have been limited, and the Company continues to rely on related‑party advances and other external financing to fund working‑capital needs. Management believes it has the ability to obtain financing, but there can be no assurance that such financing will be available on favorable terms, if at all. The Company’s ability to continue as a going concern depends on its ability to raise additional capital and eventually achieve profitable operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of June 30, 2025, the Company’s cash and cash equivalents consist primarily of deposits with financial institutions.

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

Intangible Assets

The Company capitalizes costs directly attributable to the acquisition and development of intangible assets. The Company’s website is considered a finite-lived intangible asset and is recorded at its historical cost of $3,000, less accumulated amortization and any impairment losses. As of June 30, 2025, the website’s net carrying value was $2,700, reflecting accumulated amortization of $300. The website is being amortized on a straight-line basis over an estimated useful life of five years.

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

During the three months ended June 30, 2025, the Company did not recognize revenue. For the nine months ended June 30, 2025, the Company recognized $10,000 from architectural and design services.

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

As of June 30, 2025, the Company incurred a net loss for the period; accordingly, no current tax expense was recorded. Any deferred tax effects and NOLs will be assessed upon filing the returns.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair value information for certain financial instruments. ASC 820, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon market assumptions and pertinent information available to management as of June 30, 2025.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

From inception (December 7, 2023) through the three months ended June 30, 2025, the Company relied on advances from its sole officer and director to meet its operational and general administrative requirements. These advances represent amounts paid by the director on behalf of the Company to satisfy certain liabilities and are considered short-term, non-interest bearing funding sources until such time as the Company can generate adequate cash flows, secure equity financing, or obtain traditional debt financing. There is no formal written commitment from the director or any other related party to provide continued financial support, and no promissory note has been issued.

During the nine months ended June 30, 2025, the Company received $5,707 in short-term, non-interest-bearing advances from the Company’s sole director. The outstanding balance was $5,707 as of June 30, 2025. This amount is reflected in the accompanying balance sheet as a current liability.

NOTE 5 - INCOME TAXES

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

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2025 to the date the financial statements were available to be issued. During this period, the Company entered into a new contract for architectural and design services totaling $14,000 and received an advance payment.

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

As of June 30, 2025, our total assets were $15,829 compared to $2,000 in total assets at September 30, 2024. As of June 30, 2025, our total liabilities were $5,707 compared to $0 in total liabilities at September 30, 2024.

Stockholders’ equity was $10,122 as of June 30, 2025 compared to stockholders’ equity of $2,000 as of September 30, 2024.

Three Month Period Ended June 30, 2025

Revenue

We did not generate any revenue during the three-month period ended June 30, 2025. By comparison, we did not generate any revenue during the three-month period ended June 30, 2024, when we were still in the early formation stage.

Operating Expenses

For the three months ended June 30, 2025, our total operating expenses were $3,450, primarily comprised of legal and professional fees and general administrative costs. For the three months ended June 30, 2024, we incurred no operating expenses as the company had not yet commenced active operations.

Other Income

We incurred a foreign exchange gain of $286 for the three months ended June 30, 2025. There were no such expenses recorded in the same period of 2024.

Net Loss

As a result of incurring expenses without any revenue, we recorded a net loss of $3,164 for the three-month period ended June 30, 2025, compared to a net loss of $0 for the same period in 2024.

Nine Month Period Ended June 30, 2025

Revenue

For the nine-month ended June 30, 2025, we recognized $10,000 in revenue from the completion and customer acceptance of a contract for architectural and design services. This represents our first recorded revenue. By comparison, we did not generate any revenue during the period from Inception (December 7, 2023) to June 30, 2024, when we were still in the early formation stage.

Operating Expenses

For the nine-month ended June 30, 2025, our total operating expenses were $14,749, primarily comprised of legal and professional fees and general administrative costs. For the period from Inception (December 7, 2023) to June 30, 2024, our operating expenses totaled $301, as the company had not yet commenced active operations.

Other Income

We incurred a foreign exchange gain of $346 during the nine-month period ended June 30, 2025. No such expenses were recorded during the period from inception through June 30, 2024.

Net Loss

Despite generating revenue from our first client engagement and maintaining relatively modest expenses, we recorded a net loss of $4,403 for the nine-months ended June 30, 2025, compared to a net loss of $301 for the period from inception (December 7, 2023) to June 30, 2024.

Cash Flows used by Operating Activities

For the nine-month period ended June 30, 2025, net cash flows provided by operating activities were $(4,103), comprised of a net loss of $(4,403) and non-cash amortization expenses of $300, compared to $(301) for the period from Inception (December 7, 2023) to June 30, 2024.

Cash Flows from Investing Activities

For the nine-month period ended June 30, 2025, we used $3,000 in investing activities for website development. We had no investing activity during the period from inception to June 30, 2024.

Cash Flows from Financing Activities

For the nine-month period ended June 30, 2025, net cash flows from financing activities were $18,232 consisting entirely of loan from related party, $313 in proceeds from common stock issuance, and $12,212 in additional paid-in capital. By comparison, financing cash flows totaled $301 for the period from Inception (December 7, 2023) to June 30, 2024, consisting solely of a related party loan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended June 30, 2025.

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

Signature	Title	Date

/s/ Svetlana Belychova
Svetlana Belychova	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	August 15, 2025

