Form 10-K
period 2025-09-30
Orbit Innovations Group Inc.
filed 2026-01-12
CIK 2041999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO.  333-283342

ORBIT INNOVATIONS GROUP INC.
(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7389

(Primary Standard Industrial Classification Code Number)

61-2142915

(IRS Employer Identification No.)

Vrabci 9

Prague, Czech Republic 18200

Tel: (307) 381-0288

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports  pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of January 12, 2026, the registrant had 3,197,375 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 12, 2026.

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Orbit Innovations Group Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

Orbit Innovations Group Inc. was incorporated in Wyoming on December 7, 2023. The Company’s fiscal year ends on September 30. We are a development-stage company engaged in developing interior, exterior, landscape, and brand design projects.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management forms an integral part of the Company’s overall risk management framework. The Company’s cybersecurity program is designed to establish processes for identifying, assessing, and responding to cybersecurity threats and incidents, including those that may arise from reliance on third-party service providers. The Company utilizes a number of third-party vendors whose systems incorporate multiple layers of protection, including two-factor authentication, password and login controls, and email verification procedures.

Oversight of cybersecurity risk management rests with the Board of Directors as part of its general responsibility for enterprise risk oversight. Management is responsible for identifying and evaluating material cybersecurity risks on an ongoing basis and implementing controls and monitoring processes to mitigate potential exposures.

To date, the Company has not experienced any material cybersecurity incidents or breaches during fiscal year 2025.

While the Company believes its cybersecurity risk management program is appropriate for its size and operations, no system of controls can completely eliminate cybersecurity threats or guarantee that undetected incidents have not occurred.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

3

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of January 12, 2026, the 3,197,375 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATION

As of September 30, 2025, we had deficit of $249. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended September 30, 2025 compared to period from Inception (December 7, 2023) to September 30, 2024

Revenue

During the year ended September 30, 2025, the Company had $24,000 in revenue compared to $0 during the period from Inception (December 7, 2023) to September 30, 2024.

Operating Expenses

During the year ended September 30, 2025, we incurred total expenses and professional fees of $18,049 compared to $544 during the period from Inception (December 7, 2023) to September 30, 2024. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Income (Loss)

The Company reported net income of $295 for the year ended September 30, 2025, compared to a net loss of $544 for the period from inception (December 7, 2023) to September 30, 2024.

4

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025 our total assets were $34,677 compared to $2,000 in total assets at September 30, 2024. As of September 30, 2025, our current liabilities were $11,707 compared to $0 as of September 30, 2024.

Stockholders’ equity was $22,970 as of September 30, 2025 compared to $2,000 as of September 30, 2024.

Cash Flows from Operating Activities

For the year ended September 30, 2025, net cash provided by operating activities was $6,745, primarily consisting of net income of $295, an increase in accounts payable of $6,000, and non-cash amortization expense related to the website. For the period from inception (December 7, 2023) to September 30, 2024, net cash used in operating activities was $544, reflecting the net loss of $544 incurred during that period.

Cash Flows from Investing Activities

For the year ended September 30, 2025, net cash used in investing activities was $3,000 compared to $0 during the period from Inception (December 7, 2023) to September 30, 2024.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the year ended September 30, 2025 were $26,382, consisting of $5,707 from a related-party loan and $20,675 of proceeds from the issuance of common stock, compared to $2,544 for the period from inception (December 7, 2023) to September 30, 2024, consisting entirely of proceeds from the issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect our working capital requirements to continue to be funded through a combination of existing cash resources and additional issuances of securities. As our operations expand, we anticipate that our working capital needs will increase accordingly.

We believe that our existing working capital, together with potential advances, debt instruments, and anticipated cash inflows, will be sufficient to fund operations for at least the next six months. The Company currently has no lines of credit or other bank financing facilities. To date, our operations have been financed primarily through proceeds from private placements of equity and debt securities.

In line with our business plan, management expects further increases in operating expenses and capital expenditures related to (i) development activities typical of an early-stage company and (ii) marketing initiatives. We plan to finance these expenditures through additional issuances of equity and debt securities. Beyond that period, we will likely need to raise additional capital and generate increased revenues to meet our long-term operational needs.

Any additional issuances of equity or convertible debt securities could result in dilution to existing shareholders and may include rights, preferences, or privileges senior to those of our common stock. There is no assurance that additional financing will be available to us on acceptable terms or at all. If adequate funding is not available, we may be unable to pursue new business opportunities or expand our operations, which could materially and adversely affect our business.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

6

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

ORBIT INNOVATIONS GROUP, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ORBIT INNOVATIONS GROUP, INC. (the ‘Company’) as of September 30, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(249). The Company is dependent on obtaining additional working capital funding from the related party and sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the company has generated limited revenue since the inception of business.

Furthermore, the company suffered accumulated deficit. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding from the Related Party. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)

We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

January 9, 2026

ORBIT INNOVATIONS GROUP INC.

BALANCE SHEET

(AUDITED)

	As of September 30, 2025	As of September 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$32,127	$2,000
Total for Current Assets	$32,127	$2,000
Long-term assets
Website	$2,550	$-
Total for Long-term assets	$2,550	$-
TOTAL ASSETS	$34,677	$2,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$6,000	$-
Loan from related party	$5,707	$-
Total for Current Liabilities	$11,707	$-
Shareholder's Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,060,875 and 2,544,000 shares issued and outstanding as of September 30, 2025 and September 30, 2024	$3,061	$2,544
Additional paid-in capital	$20,158	$-
Retained Earnings (Accumulated Deficit)	$(249)	$(544)
Total for Shareholder's Equity	$22,970	$2,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,677	$2,000

The accompanying notes are an integral part of these audited financial statements.

ORBIT INNOVATIONS GROUP INC.

STATEMENT OF OPERATIONS

(AUDITED)

	Year ended September 30, 2025	From inception (December 7, 2023) - September 30, 2024
Revenue	$24,000	$-
Cost of Goods Sold	$6,000	$-
Gross Profit	$18,000	$-
Other Income
Exchange Gain (Loss)	$344	$-
Total for Other Income	$344	$-
Expenses
Bank charges	$2,067	$31
Legal and professional fees	$15,532	$513
Website amortization	$450	$-
Total for Expenses	$(18,049)	$(544)
Income / (Loss) before provision for income taxes	$295	$(544)
Provision for income taxes	$-	$-
Net Income (Loss)	$295	$(544)
Income (Loss) per common share
Basic and Diluted:	$0.00	$(0.01)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted:	2,674,235	59,589

The accompanying notes are an integral part of these audited financial statements.

ORBIT INNOVATIONS GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 2023) to SEPTEMBER 30, 2025

(AUDITED)

	Common stock		Additional Paid-In-	Accumulated Income
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 7, 2023 (Inception)	-	-
Shares issued	2,544,000	$2,544	-	-	$2,544
Net income (loss)	-		-	$(544)	$(544)
Balance as of September 30, 2024	2,544,000	$2,544	-	$(544)	$2,000
Shares issued	516,875	$517	20,158	-	$20,675
Net income (loss)	-		-	$295	$295
Balance as of September 30, 2025	3,060,875	$3,061	$20,158	$(249)	$22,970

The accompanying notes are an integral part of these audited financial statements.

STATEMENT OF CASHFLOWS

(AUDITED)

	Year ended September 30, 2025	For the period from Inception (December 7, 2023) to September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Accounts payable	$6,000	$-
Net Income (Loss)	$295	$(544)
Adjustments to reconcile net income:
Amortization of website	$450	$-
Net cash from operating activities	$6,745	$(544)
CASH FLOWS FROM INVESTING ACTIVITIES
Website	$(3,000)	$-
Net cash used in investing activities	$(3,000)	$-
CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$5,707	$-
Proceeds from Issuance of Common Stock	$20,675	$2,544
Net cash provided by financing activities	$26,382	$2,544
Change in cash and equivalents	$30,127	$2,000
Cash at Beginning of Period	$2,000	$-
Cash at End of Period	$32,127	$2,000
Supplemental schedule of cash flow information:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-

The accompanying notes are an integral part of these audited financial statements.

ORBIT INNOVATIONS GROUP INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company is still in the development stage and has not yet established a sustainable source of revenue sufficient to cover its operating expenses. Since inception (December 7, 2023) to September 30, 2025, the Company has incurred accumulated losses of $249. Cash inflows to date have been limited, and the Company continues to rely on related-party advances and other external financing to fund its working-capital needs.

In order to continue as a going concern, management intends to obtain additional financing through capital contributions from shareholders or third-party equity and debt financing. However, there can be no assurance that such financing will be available on favorable terms, if at all. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of September 30, 2025, the Company’s cash and cash equivalents consist primarily of deposits with financial institutions.

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

Intangible Assets

The Company capitalizes costs directly attributable to the acquisition and development of intangible assets. The Company’s website is considered a finite-lived intangible asset and is recorded at its historical cost of $3,000, less accumulated amortization and any impairment losses. As of September 30, 2025, the website’s net carrying value was $2,550, reflecting accumulated amortization of $450. The website is being amortized on a straight-line basis over an estimated useful life of five years.

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

For the year ended September 30, 2025, the Company reported revenue of $24,000 and cost of goods sold of $6,000, resulting in a gross profit of $18,000. This revenue was earned under the following service arrangements:

(i) Architectural and Design Services Contract dated January 20, 2025; and

(ii) Architectural and Design Services Contract dated July 9, 2025.

Revenue under these agreements is recognized over time as services are performed in accordance with the underlying contract terms.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair value information for certain financial instruments. ASC 820, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon market assumptions and pertinent information available to management as of September 30, 2025.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Since inception (December 7, 2023) and through the year ended September 30, 2025, the Company has relied on advances from its sole officer and director to fund operating and administrative activities. These advances represent payments made by the director on behalf of the Company to cover incorporation costs, professional service fees, and other general expenses. The advances are unsecured, non-interest bearing, and due on demand, and are intended to serve as short-term financing until the Company can generate sufficient operating cash flows, obtain equity financing, or secure external funding.

During the year ended September 30, 2025, the sole officer and director advanced a total of $5,707 to the Company. As of September 30, 2025, the entire balance remained outstanding and is presented as a current liability in the accompanying balance sheet.

There is no formal written agreement or continuing commitment from the director or any other related party to provide additional financial support, and no promissory note has been executed in connection with these advances.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2025 and September 30, 2024, 3,060,875 and 2,544,000 shares of common stock were issued and outstanding, respectively.

During the year ended September 30, 2025, the Company issued 516,875 shares of common stock at a price of $0.04 per share, for total proceeds of $20,675. The proceeds were allocated between common stock and additional paid-in capital based on the shares’ par value, resulting in an increase of $517 to common stock and $20,158 to additional paid-in capital.

As of September 30, 2025, total stockholders’ equity consisted of the following:

Common stock: $3,061

Additional paid-in capital: $20,158

Accumulated deficit: $249

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2025, the Company recorded accounts payable of $6,000, which represents the unpaid balance due to a third-party contractor for professional architectural design services completed under customer project. The amount is expected to be settled in cash within the next fiscal period.

These costs were recognized as Cost of Goods Sold in the accompanying Statement of Operations for the year ended September 30, 2025, and the related liability is included in current liabilities on the Balance Sheet.

The Company had no accrued expenses other than the above as of September 30, 2025.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2025, the Company has incurred accumulated net operating losses (“NOLs”) of approximately $249, which may be used to offset future taxable income, if any. However, due to the Company’s limited operating history and lack of current taxable income, management has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, a full valuation allowance has been established, and no deferred tax asset has been recorded as of September 30, 2025.

Management will continue to evaluate the Company’s tax position and the realizability of any deferred tax assets in future periods. A tax provision and related disclosures will be updated once actual tax liabilities are determined.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were available to be issued.

Between October 1, 2025 and January 12, 2026, the Company issued an aggregate 136,500 shares of common stock for total cash proceeds of $5,460. These issuances were routine financing activities completed at consistent terms and do not affect the financial position as of September 30, 2025.

Except for these issuances, the Company identified no subsequent events requiring adjustment to or additional disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This conclusion was based on the identification of material weaknesses in our internal control over financial reporting. Specifically, the Company lacks a sufficient system of overall internal controls over financial reporting. These material weaknesses include the absence of effective policies and procedures to provide adequate, independent oversight over financial reporting, deficiencies in the timely preparation and review of accounting records, and a lack of segregation of duties. These control deficiencies represent material weaknesses because they create a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

Such officer also confirmed that there was no change in our internal control over financial reporting during the year September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

7

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Svetlana Belychova Vrabci 9 Prague, Czech Republic 18200	72	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Svetlana Belychova has acted as our President, Treasurer, Secretary and sole Director since we incorporated on December 7, 2023. Ms. Belychova owns 79.57% of the outstanding shares of our common stock. Ms. Belychova is our President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. For the past 10 years, Ms. Belychova has worked as a freelance designer.

8

AUDIT COMMITTEE

We do not currently have an audit committee financial expert serving on our audit committee. While we have recently commenced limited operations, we continue to believe that the cost of retaining a financial expert is not justified at this time, given the current scale and scope of our activities. As our operations expand, we intend to reassess the need for a qualified financial expert to join the audit committee in accordance with applicable SEC requirements and good governance practices.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended September 30, 2025 and September 30, 2024:

Summary Compensation Table

Name and Principal	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Svetlana Belychova, President, Secretary and Treasurer	December 7, 2023 to September 30, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	October 1, 2024 to September 30, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of September 30, 2025, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of Form 10-K, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Svetlana Belychova Vrabci 9 Prague, Czech Republic 18200	2,544,000 shares of common stock (direct)	79.57%

The percentages below are based on 3,197,375 shares of our common stock issued and outstanding.

9

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 24, 2024, we issued a total of 2,544,000 shares to Svetlana Belychova, our sole officer and director in consideration of $2,544. During the period from December 7, 2023(inception) to September 30, 2025, Ms. Belychova loaned $5,707 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by our auditor for the audit and review of our financial statements for the fiscal years ended September 30, 2025 and September 30, 2024 amounted to $11,000 and $0 respectively.

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

10

Part IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

11

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT INNOVATIONS GROUP INC.

Dated: January 12, 2026	By:	/s/ Svetlana Belychova
Svetlana Belychova,
President and Chief Executive Officer and Chief Financial Officer

12