Form 10-Q
period 2025-12-31
Orbit Innovations Group Inc.
filed 2026-01-28
CIK 2041999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 28, 2026
Common Stock, $0.001	3,197,375

ORBIT INNOVATIONS GROUP INC.
BALANCE SHEET

	DECEMBER 31, 2025	SEPTEMBER 30, 2025
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$42,449	$32,127
Total for Current Assets	$42,449	$32,127
Long-term assets
Intangible asset – Website	$2,400	$2,550
Total for Long-term assets	$2,400	$2,550
Total for ASSETS	$44,849	$34,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable
Accounts payable	$-	$6,000
Total for Accounts Payable	$-	$6,000
Loan from related party	$6,515	$5,707
Deferred Revenue	$20,000	$-
Total for Current Liabilities	$26,515	$11,707
Non-current Liabilities
Shareholder's Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,197,375 and 3,060,875 shares issued and outstanding as of December 31, 2025 and September 30, 2025	$3,197	$3,061
Additional Paid-In Capital	$25,272	$20,158
Retained Earnings	$(10,135)	$(249)
Total for Shareholder's Equity	$18,334	$22,970
Total for LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,849	$34,677

The accompanying notes are an integral part of these unaudited financial statements.

ORBIT INNOVATIONS GROUP INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended December 31, 2025	Three months ended December 31, 2024
REVENUE	$-	$-

OTHER INCOME
Exchange Gain	$31	$-
Total for other Income	$31	$-
OPERATING EXPENSES
Bank charges	$1,065	$397
Legal and professional fees	$8,702	$7,353
Website amortization	$150	$-
Total for operating expenses	$9,917	$7,749
OTHER EXPENSES
Exchange Loss	$-	$62
Total for other Expenses	$-	$62
INCOME (LOSS) BEFORE INCOME TAXES	$(9,886)	$(7,811)
Provision for income taxes	$-	$-
NET INCOME (LOSS)	$(9,886)	$(7,811)
Income (Loss) per common share
Basic and Diluted:	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted:	3,146,804	2,544,000

The accompanying notes are an integral part of these unaudited financial statements.

ORBIT INNOVATIONS GROUP INC.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
FOR THE THREE MONTHS PERIODS ENDED DECEMBER 31, 2024 AND 2025
(UNAUDITED)

	Common stock		Additional Paid-In-	Accumulated Income
	Shares	Amount	Capital	(Deficit)	Total
Balance as of September 30, 2024	2,544,000	$2,544		$(544)	$2,000.00
Shares issued during the period			-	-	$-
Net income (loss)	-		-	$(7,811)	$(7,811)
Balance as of December 31, 2024	2,544,000	$2,544	-	$(8,355)	$(5,811)

Balance as of September 30, 2025	3,060,875	$3,061	$20,158	$(249)	$22,970
Shares issued during the period	136,500	$137	$5,114		$5,250
Net income (loss)				$(9,886)	$(9,886)
Balance as of December 31, 2025	3,197,375	$3,197	$25,272	$(10,135)	$18,334

The accompanying notes are an integral part of these unaudited financial statements.

ORBIT INNOVATIONS GROUP INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31, 2025	Three months ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(9,886)	$(7,811)
Amortization expenses	$150	$-
Increase (Decrease) in Operating Liabilities:
Accounts payable	$(6,000)	$3,000
Deferred Revenue	$20,000	$-
Net cash from operating activities	$4,264	$(4,811)
CASH FLOWS FROM INVESTING ACTIVITIES
Website	$-	$(3,000)
Net cash used in investing activities	$-	$(3,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$808	$5,707
Proceeds from Issuance of Common Stock	$5,250	$-
Net cash provided by financing activities	$6,058	$5,707
Change in cash and equivalents	$10,323	$(2,104)
Cash at Beginning of Period	$32,127	$2,000
Cash at End of Period	$42,449	$(104)
Supplemental schedule of cash flow information:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ORBIT INNOVATIONS GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

ORBIT INNOVATIONS GROUP INC. (the “Company”) was incorporated under the laws of the State of Wyoming on December 7, 2023. The Company’s fiscal year ends on September 30. The Company provides interior, exterior, landscape, and brand design services.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the three months ended December 31, 2025, the Company incurred a net loss and continues to fund its operations primarily through advances from related parties and proceeds from equity issuances.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources through continued financial support from management and shareholders and, as needed, by seeking additional third-party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing its plans. The accompanying unaudited financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2025, the Company’s cash and cash equivalents consist primarily of deposits with financial institutions.

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

Intangible Assets

The Company capitalizes costs directly attributable to the acquisition and development of intangible assets. The Company’s website is considered a finite-lived intangible asset and is recorded at its historical cost of $3,000, less accumulated amortization and any impairment losses. As of December 31, 2025, the website’s net carrying value was $2,400, reflecting accumulated amortization of $600. The website is being amortized on a straight-line basis over an estimated useful life of five years.

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

For the three months ended December 31, 2025, the Company did not recognize any revenue from architectural and design services because the related performance obligations had not been satisfied as of the reporting date. The Company recognizes revenue for these services at a point in time upon completion and customer acceptance of the final deliverables in accordance with the contract terms.

During the three months ended December 31, 2025, the Company received customer payments in connection with an Architectural and Design Services Contract dated October 10, 2025. Because the Company had not yet satisfied its performance obligations as of December 31, 2025, the payments received were recorded as deferred revenue (contract liability).

Deferred revenue consisted of the following:

•	Contract liability balance at September 30, 2025: $0
•	Payments received and recorded as deferred revenue: $20,000
•	Revenue recognized during the period: $0
•	Contract liability balance at December 31, 2025: $20,000

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair value information for certain financial instruments. ASC 820, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon market assumptions and pertinent information available to management as of December 31, 2025.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Since inception (December 7, 2023) and through December 31, 2025, the Company has relied on advances from its sole officer and director to fund operating and administrative activities. These advances represent payments made by the director on behalf of the Company to cover incorporation costs, professional service fees, and other general expenses. The advances are unsecured, non-interest bearing, and due on demand, and are intended to serve as short-term financing until the Company can generate sufficient operating cash flows, obtain equity financing, or secure external funding.

Since inception (December 7, 2023) and through December 31, 2025, the sole officer and director advanced a total of $6,515 to the Company. As of December 31, 2025, the entire balance remained outstanding and is presented as a current liability in the accompanying balance sheet.

There is no formal written agreement or continuing commitment from the director or any other related party to provide additional financial support, and no promissory note has been executed in connection with these advances.

NOTE 5 – STOCKHOLDERS’ EQUITY

As of December 31, 2025 and September 30, 2025, the Company had 3,197,375 and 3,060,875 shares of common stock issued and outstanding, respectively.

During the three months ended December 31, 2025, the Company issued 136,500 shares of common stock for net proceeds of $5,250, after deducting equity issuance costs of $210.

There were no other changes to the Company’s authorized capital structure during the period.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting bases and the tax bases of assets and liabilities.

For the three months ended December 31, 2025, the Company recorded no provision for income taxes, as the Company incurred a pretax loss for the period and did not record a current income tax payable. As of December 31, 2025, the Company did not record a net deferred tax asset, as management determined that it is more-likely-than-not that any deferred tax assets would not be realized; accordingly, a valuation allowance would offset such deferred tax assets.

Management will continue to evaluate the Company’s income tax position and the realizability of deferred tax assets in future periods.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2025 to the date the financial statements were issued and has determined that there are no items to disclose.

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

As of December 31, 2025, our total assets were $44,849 compared to $34,677 in total assets at September 30, 2025. As of December 31, 2025, our total liabilities were $26,515 compared to $11,707 in total liabilities at September 30, 2025.

Stockholders’ equity was $18,334 as of December 31, 2025 compared to stockholders’ equity of $22,970 as of September 30, 2025.

Three Month Period Ended December 31, 2025

Revenue

We did not generate any revenue during the three-month period ended December 31, 2025. By comparison, we did not generate any revenue during the three-month period ended December 31, 2024, when we were still in the early formation stage.

Operating Expenses

For the three months ended December 31, 2025, our total operating expenses were $9,917, primarily comprised of legal and professional fees and general administrative costs, compared to $7,749 for the three-month period ended December 31, 2024.

Other Income or Expenses

We incurred a foreign exchange gain of $31 for the three months ended December 31, 2025. By comparison, we incurred a foreign exchange loss of $62 for the three months ended December 31, 2024.

Net Loss

As a result of incurring expenses without any revenue, we recorded a net loss of $9,886 for the three-month period ended December 31, 2025, compared to a net loss of $7,811 for the same period in 2024.

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

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our September 30, 2025 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Management has a disclosure in the financial statements to this effect as well. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended December 31, 2025.

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

Signature	Title	Date

/s/ Svetlana Belychova
Svetlana Belychova	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	January 28, 2026

