Form 10-Q
period 2026-03-31
Orbit Innovations Group Inc.
filed 2026-05-05
CIK 2041999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 5, 2026
Common Stock, $0.001	3,197,375

ORBIT INNOVATIONS GROUP INC.

PART I. FINANCIAL INFORMATION

ORBIT INNOVATIONS GROUP INC.

BALANCE SHEET

	MARCH 31, 2026	SEPTEMBER 30, 2025
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$33,621	$32,127
Total for Current Assets	$33,621	$32,127
Long-term assets
Intangible asset – Website	$2,250	$2,550
Total for Long-term assets	$2,250	$2,550
TOTAL ASSETS	$35,871	$34,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable
Accounts payable	$-	$6,000
Total for Accounts Payable	$-	$6,000
Loan from related party	$6,515	$5,707
Total for Current Liabilities	$6,515	$11,707
Stockholders’ Equity
Additional Paid-In Capital	$25,272	$20,158
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,197,375 and 3,060,875 shares issued and outstanding as of March 31, 2026 and September 30, 2025	$3,197	$3,061
Accumulated Surplus /(Deficit)	$886	$(249)
Total for Stockholders’ Equity	$29,355	$22,970
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,871	$34,677

The accompanying notes are an integral part of these unaudited financial statements.

ORBIT INNOVATIONS GROUP INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
REVENUE	$37,500	$10,000	$37,500	$10,000
COST OF SERVICES	$17,938	$-	$17,938	$-
GROSS PROFIT	$19,562	$10,000	$19,562	$10,000
OTHER INCOME
Exchange Gain (Loss)	$(276)	$121	$(245)	$59
Total for other Income	$(276)	$121	$(245)	$59
OPERATING EXPENSES
Bank charges	$1,080	$568	$2,145	$964
Legal and professional fees	$7,035	$2,832	$15,737	$10,184
Website amortization	$150	$150	$300	$150
Total for operating expenses	$8,265	$3,549	$18,182	$11,299
INCOME (LOSS) BEFORE INCOME TAXES	$11,021	$6,572	$1,135	$(1,239)
Provision for income taxes	$-	$-	$-	$-
NET INCOME (LOSS)	$11,021	$6,572	$1,135	$(1,239)
Income (Loss) per common share
Basic and Diluted:	$0.00	$0.00	$0.00	$(0.00)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted:	3,197,375	2,544,000	3,171,812	2,544,000

The accompanying notes are an integral part of these unaudited financial statements.

ORBIT INNOVATIONS GROUP INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Common stock		Additional	Accumulated
	Shares	Amount	Paid-In-Capital	Surplus /(Deficit)	Total
Balance as of September 30, 2025	3,060,875	$3,061	$20,158	$(249)	$22,970
Shares issued	136,500	$137	$5,114		$5,250
Net income (loss)				$1,135	$1,135
Balance as of March 31, 2026	3,197,375	$3,197	$25,272	$886	$29,355
Balance as of September 30, 2024	2,544,000	$2,544	-	$(544)	$2,000
Net income (loss)	-		-	$(1,239)	$(1,239)
Balance as of March 31, 2025	2,544,000	$2,544	-	$(1,783)	$761

The accompanying notes are an integral part of these unaudited financial statements.

ORBIT INNOVATIONS GROUP INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31, 2026	Six months ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,135	$(1,239)
Amortization expense	$300	$150
Increase (Decrease) in Operating Liabilities:
Accounts payable	$(6,000)	$-
Deferred Revenue	$-	$-
Net cash from operating activities	$(4,565)	$(1,089)
CASH FLOWS FROM INVESTING ACTIVITIES
Website	$-	$(3,000)
Net cash used in investing activities	$-	$(3,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$808	$5,707
Proceeds from Issuance of Common Stock	$5,250	$-
Net cash provided by financing activities	$6,058	$5,707
Change in cash and cash equivalents	$1,494	$1,618
Cash at Beginning of Period	$32,127	$2,000
Cash at End of Period	$33,621	$3,618
Supplemental schedule of cash flow information:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ORBIT INNOVATIONS GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2026

NOTE 1 – ORGANIZATION AND BUSINESS

ORBIT INNOVATIONS GROUP INC. (the “Company”) was incorporated under the laws of the State of Wyoming on December 7, 2023. The Company’s fiscal year ends on September 30. The Company provides interior, exterior, landscape, and brand design services.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the six months ended March 31, 2026, the Company continued to rely, in part, on advances from related parties and proceeds from equity issuances to support its operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of March 31, 2026, the Company’s cash and cash equivalents consist primarily of deposits with financial institutions.

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

Intangible Assets

The Company capitalizes costs directly attributable to the acquisition and development of intangible assets. The Company’s website is considered a finite-lived intangible asset and is recorded at its historical cost of $3,000, less accumulated amortization and any impairment losses. As of March 31, 2026, the website’s net carrying value was $2,250, reflecting accumulated amortization of $750.

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

For the six months ended March 31, 2026, the Company recognized revenue from architectural and design services upon completion and customer acceptance of the final deliverables in accordance with the contract terms. Prior to such acceptance, customer payments received under the Architectural and Design Services Contract dated October 10, 2025 were recorded as deferred revenue (contract liability), as the related performance obligations had not yet been satisfied. Upon satisfaction of the performance obligations and transfer of control to the customer, the related deferred revenue was recognized as revenue.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair value information for certain financial instruments. ASC 820, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon market assumptions and pertinent information available to management as of March 31, 2026.

Earnings per Share

The Company follows the guidance of ASC 260, “Earnings Per Share,” which governs the calculation, presentation, and disclosure of earnings (loss) per share for entities with publicly traded common stock.

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Since the Company has no dilutive securities, diluted earnings (loss) per share is identical to basic earnings (loss) per share.

Rounding Policy

All amounts in these financial statements are presented in U.S. dollars and rounded to the nearest dollar, unless otherwise indicated.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since inception (December 7, 2023) and through March 31, 2026, the Company has relied on advances from its sole officer and director to fund operating and administrative activities. These advances represent payments made by the director on behalf of the Company to cover incorporation costs, professional service fees, and other general expenses. The advances are unsecured, non-interest bearing, and due on demand, and are intended to serve as short-term financing until the Company can generate sufficient operating cash flows, obtain equity financing, or secure external funding.

Since inception (December 7, 2023) and through March 31, 2026, the sole officer and director advanced a total of $6,515 to the Company. As of March 31, 2026, the entire balance remained outstanding and is presented as a current liability in the accompanying balance sheet.

There is no formal written agreement or continuing commitment from the director or any other related party to provide additional financial support, and no promissory note has been executed in connection with these advances.

NOTE 5 – STOCKHOLDERS’ EQUITY

As of March 31, 2026 and September 30, 2025, the Company had 3,197,375 and 3,060,875 shares of common stock issued and outstanding, respectively.

During the six months ended March 31, 2026, the Company issued 136,500 shares of common stock for gross proceeds of $5,460. Equity issuance costs of $210 were incurred in connection with the issuance, resulting in net proceeds of $5,250.

There were no changes to the Company’s authorized shares, par value, or classes of stock during the period.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting bases and the tax bases of assets and liabilities.

For the six months ended March 31, 2026, the Company recorded no provision for income taxes. Although the Company reported pretax income for the period, management determined that no current income tax payable and no net deferred tax asset should be recognized as of March 31, 2026. As of March 31, 2026, the Company did not record a net deferred tax asset, as management determined that it is more-likely-than-not that any deferred tax assets would not be realized; accordingly, a valuation allowance would offset such deferred tax assets.

Management will continue to evaluate the Company’s income tax position and the realizability of deferred tax assets in future periods.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2026 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of March 31, 2026, our total assets were $ 35,871 compared to $34,677 in total assets at September 30, 2025. As of March 31, 2026, our total liabilities were $6,515 compared to $11,707 in total liabilities at September 30, 2025.

Stockholders’ equity was $29,355 as of March 31, 2026 compared to stockholders’ equity of $22,970 as of September 30, 2025.

Six-Month Period Ended March 31, 2026

Revenue

We generated revenue of $37,500 during the six-month period ended March 31, 2026, compared to revenue of $10,000 during the six-month period ended March 31, 2025.

Operating Expenses

For the six months ended March 31, 2026, our total operating expenses were $18,182, primarily comprised of legal and professional fees and general administrative costs, compared to $11,299 for the six-month period ended March 31, 2025.

Other Income or Expenses

We incurred a foreign exchange loss of $245 for the six months ended March 31, 2026. By comparison, we incurred a foreign exchange gain of $59 for the six months ended March 31, 2025.

Net Income

As a result, we recorded net income of $1,135 for the six-month period ended March 31, 2026, compared to a net loss of $1,239 for the six-month period ended March 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2026.

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

Signature	Title	Date

/s/ Svetlana Belychova
Svetlana Belychova	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	May 5, 2026

