Form 10-Q
period 2026-06-30
Orbit Innovations Group Inc.
filed 2026-07-28
CIK 2041999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 28, 2026
Common Stock, $0.001	3,197,375

PART I. FINANCIAL INFORMATION

ORBIT INNOVATIONS GROUP INC.
BALANCE SHEET

	JUNE 30, 2026	SEPTEMBER 30, 2025
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$36,144	$32,127
Total for Current Assets	$36,144	$32,127
Long-term assets
Intangible asset – Website	$2,100	$2,550
Total for Long-term assets	$2,100	$2,550
Total for ASSETS	$38,244	$34,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$-	$6,000
Loan from related party	$6,515	$5,707
Total for Current Liabilities	$6,515	$11,707
Shareholder's Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,197,375 and 3,060,875 shares issued and outstanding as of June 30, 2026 and September 30, 2025	$3,197	$3,061
Additional Paid-In Capital	$25,272	$20,158
Accumulated Surplus /(Deficit)	$3,260	$(249)
Total for Stockholders’ Equity	$31,729	$22,970
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,244	$34,677

The accompanying notes are an integral part of these unaudited financial statements.

ORBIT INNOVATIONS GROUP INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
REVENUE	$12,850	$-	$50,350	$10,000
COST OF SERVICES	$6,500	$-	$24,438	$-
GROSS PROFIT	$6,350	$-	$25,912	$10,000
OTHER INCOME
Exchange Gain (Loss)	$(76)	$286	$(321)	$346
Total for other Income	$(76)	$286	$(321)	$346
OPERATING EXPENSES
Bank charges	$653	$535	$2,798	$1,500
Legal and professional fees	$3,097	$2,765	$18,834	$12,949
Website amortization	$150	$150	$450	$300
Total for operating expenses	$3,900	$3,450	$22,082	$14,749
INCOME (LOSS) BEFORE INCOME TAXES	$2,374	$(3,164)	$3,509	$(4,403)
Provision for income taxes	$-	$-	$-	$-
NET INCOME (LOSS)	$2,374	$(3,164)	$3,509	$(4,403)
Income (Loss) per common share
Basic and Diluted:	$0.00	$(0.00)	$0.00	$(0.00)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted:	3,197,375	2,629,406	3,180,333	2,571,458

The accompanying notes are an integral part of these unaudited financial statements.

ORBIT INNOVATIONS GROUP INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2026 AND 2025
(UNAUDITED)

	Common stock		Additional Paid-In	Accumulated Surplus /
	Shares	Amount	Capital	(Deficit)	Total
Balance as of September 30, 2025	3,060,875	$3,061	$20,158	$(249)	$22,970
Shares issued	136,500	$137	$5,114		$5,250
Net income (loss)				$3,509	$3,509
Balance as of June 30, 2026	3,197,375	$3,197	$25,272	$3,260	$31,729
Balance as of September 30, 2024	2,544,000	$2,544	-	$(544)	$2,000
Shares issued	313,125	$313	$12,212	-	$12,525
Net income (loss)				$(4,403)	$(4,403)
Balance as of June 30, 2025	2,857,125	$2,857	$12,212	$(4,947)	$10,122

The accompanying notes are an integral part of these unaudited financial statements.

ORBIT INNOVATIONS GROUP INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30, 2026	Nine months ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,509	$(4,403)
Amortization expense	$450	$300
Increase (Decrease) in Operating Liabilities:
Accounts payable	$(6,000)	$-
Deferred Revenue	$-	$-
Net cash from operating activities	$(2,041)	$(4,103)
CASH FLOWS FROM INVESTING ACTIVITIES
Website	$-	$(3,000)
Net cash used in investing activities	$-	$(3,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$808	$5,707
Proceeds from Issuance of Common Stock	$5,250	$12,525
Net cash provided by financing activities	$6,058	$18,232
Change in cash and cash equivalents	$4,017	$11,129
Cash at Beginning of Period	$32,127	$2,000
Cash at End of Period	$36,144	$13,129
Supplemental schedule of cash flow information:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ORBIT INNOVATIONS GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2026

NOTE 1 – ORGANIZATION AND BUSINESS

ORBIT INNOVATIONS GROUP INC. (the “Company”) was incorporated under the laws of the State of Wyoming on December 7, 2023. The Company’s fiscal year ends on September 30. The Company provides interior, exterior, landscape, and brand design services.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. Although the Company reported net income of $3,509 for the nine months ended June 30, 2026, it has not yet demonstrated sustained profitability or generated recurring operating cash flows sufficient to fund its operations on an ongoing basis. During the nine months ended June 30, 2026, the Company continued to rely, in part, on advances from related parties and proceeds from equity issuances to support its operations. In addition, the independent registered public accounting firm's report on the Company's September 30, 2025 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of June 30, 2026, the Company’s cash and cash equivalents consist primarily of deposits with financial institutions.

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

Intangible Assets

The Company capitalizes costs directly attributable to the acquisition and development of intangible assets. The Company’s website is considered a finite-lived intangible asset and is recorded at its historical cost of $3,000, less accumulated amortization and any impairment losses. As of June 30, 2026, the website’s net carrying value was $2,100, reflecting accumulated amortization of $900.

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

For the nine months ended June 30, 2026, the Company recognized revenue from architectural and design services upon completion and customer acceptance of the final deliverables in accordance with the contract terms.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair value information for certain financial instruments. ASC 820, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon market assumptions and pertinent information available to management as of June 30, 2026.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Since inception (December 7, 2023) and through June 30, 2026, the Company has relied on advances from its sole officer and director to fund operating and administrative activities. These advances represent payments made by the director on behalf of the Company to cover incorporation costs, professional service fees, and other general expenses. The advances are unsecured, non-interest bearing, and due on demand, and are intended to serve as short-term financing until the Company can generate sufficient operating cash flows, obtain equity financing, or secure external funding.

Since inception (December 7, 2023) and through June 30, 2026, the sole officer and director advanced a total of $6,515 to the Company. As of June 30, 2026, the entire balance remained outstanding and is presented as a current liability in the accompanying balance sheet.

There is no formal written agreement or continuing commitment from the director or any other related party to provide additional financial support, and no promissory note has been executed in connection with these advances.

NOTE 5 – STOCKHOLDERS’ EQUITY

As of June 30, 2026 and September 30, 2025, the Company had 3,197,375 and 3,060,875 shares of common stock issued and outstanding, respectively.

During the nine months ended June 30, 2026, the Company issued 136,500 shares of common stock for gross proceeds of $5,460. Equity issuance costs of $210 were incurred in connection with the issuance, resulting in net proceeds of $5,250.

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

For the nine months ended June 30, 2026, the Company recorded no provision for income taxes. Although the Company reported pretax income for the period, management determined that no current income tax payable and no net deferred tax asset should be recognized as of June 30, 2026. As of June 30, 2026, the Company did not record a net deferred tax asset, as management determined that it is more-likely-than-not that any deferred tax assets would not be realized; accordingly, a valuation allowance would offset such deferred tax assets.

Management will continue to evaluate the Company’s income tax position and the realizability of deferred tax assets in future periods.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2026 to the date the financial statements were issued and has determined that there are no items to disclose.

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

DESCRIPTION OF BUSINESS

Orbit Innovations Group Inc. was incorporated under the laws of the State of Wyoming on December 7, 2023. The Company’s fiscal year ends on September 30. We are engaged in providing interior, exterior, landscape, and brand design services.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of June 30, 2026, our total assets were $ 38,244 compared to $34,677 in total assets at September 30, 2025. As of June 30, 2026, our total liabilities were $6,515 compared to $11,707 in total liabilities at September 30, 2025.

Stockholders’ equity was $31,729 as of June 30, 2026 compared to stockholders’ equity of $22,970 as of September 30, 2025.

Three-Month Period Ended June 30, 2026

Revenue

We generated revenue of $12,850 during the three-month period ended June 30, 2026, compared to revenue of $0 during the three-month period ended June 30, 2025.

Cost of Services

Cost of services was $6,500 for the three-month period ended June 30, 2026, compared to $0 for the three-month period ended June 30, 2025, resulting in gross profit of $6,350 and $0, respectively.

Operating Expenses

For the three months ended June 30, 2026, our total operating expenses were $3,900, primarily comprised of legal and professional fees, compared to $3,450 for the three-month period ended June 30, 2025.

Other Income or Expenses

We incurred a foreign exchange loss of $76 for the three months ended June 30, 2026, compared to a foreign exchange gain of $286 for the three months ended June 30, 2025.

Net Income (Loss)

As a result, we recorded net income of $2,374 for the three-month period ended June 30, 2026, compared to a net loss of $3,164 for the three-month period ended June 30, 2025.

Nine-Month Period Ended June 30, 2026

Revenue

We generated revenue of $50,350 during the nine-month period ended June 30, 2026, compared to revenue of $10,000 during the nine-month period ended June 30, 2025.

Operating Expenses

For the nine months ended June 30, 2026, our total operating expenses were $22,082, primarily comprised of legal and professional fees and general administrative costs, compared to $14,749 for the nine-month period ended June 30, 2025.

Other Income or Expenses

We incurred a foreign exchange loss of $321 for the nine months ended June 30, 2026. By comparison, we incurred a foreign exchange gain of $346 for the nine months ended June 30, 2025.

Net Income

As a result, we recorded net income of $3,509 for the nine-month period ended June 30, 2026, compared to a net loss of $4,403 for the nine-month period ended June 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended June 30, 2026.

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

Signature	Title	Date

/s/ Svetlana Belychova
Svetlana Belychova	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	July 28, 2026

